Form 10-Q
period 2014-03-31
Northam Acquisition Corp.
filed 2014-05-08
CIK 1502628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

or

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from to January 1, 2014 to  March 31, 2014

Commission File Number: 000-54812

NORTHAM ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	Pending
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2000 Hamilton Street, #943, Philadelphia, PA	19130
(Address of principal executive offices)	(Zip Code)

Tel:  215-405-8018

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       ☒Yes  ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒Yes  ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐ (Do not check if a smaller reporting company.)	Smaller Reporting Company ☒

SEC1296(01-12)  Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☒Yes  ☐No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   ☒Yes  ☐No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of March 31, 2014, Northam Acquisition Corp. has issued total of 31,390,000 shares of common stock.

i

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

NORTHAM ACQUISITION CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	March 31, 2014 (Unaudited)	December 31, 2013

ASSETS

Current Assets:

Cash and cash equivalents	$-	$-

Total Current Assets	-	-

Investments	-	-
Goodwill	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$-	$-

Total Current Liabilities	-	-

STOCKHOLDERS’ EQUITY

Stockholders’ equity

Preferred stock par value $0.0001 per share; 20,000,000 shares authorized at March 31, 2014 and December 31, 2013; none issued at March 31, 2014 and December 31, 2013.	-	-

Common stock, par value $0.0001 per share; 500,000,000 shares authorized; 31,390,000 and 31,390,000 shares issued and outstanding, at March 31, 2014 and December 31, 2013, respectively.	3,139	3,139

Additional Paid In Capital	-

Deficit accumulated during development stage	(3,139)	(3,139)

Total Stockholders’ Equity	-	-

Total Liabilities and Stockholders’ Equity	$-	$-

The accompanying notes are an integral part of these financial statements

NORTHAM ACQUISITION CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

(Unaudited)

			For the period from
			February 21, 2012
			(Date of Inception)
	Three Months Periods ended		Through
	March 31, 2014	March 31, 2013	March 31, 2014

Revenues
Revenues	$-	$-	$-

Total revenues	-	-	-

General & Administrative Expenses
Organization and related expenses	-	3,139	3,139

Total General & Administrative Expenses	-	3,139	3,139

Net Loss	$-	$(3,139)	$(3,139)

Basic loss per share	$(0.00)	$(0.00)

Basic weighted average number of shares outstanding	31,390,000	31,390,000

The accompanying notes are an integral part of these financial statements

NORTHAM ACQUISITION CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

(Unaudited)

			For the period from
			February 21, 2012
			(Date of Inception)
	Three Months Periods ended		through
	March 31, 2014	March 31, 2013	March 31, 2014

Operating activities:
Net loss	$-	$(3,139)	$(3,139)

Net cash used in operating activities	-	(3,139)	(3,139)

Financing activities
Common stock issued to founder for services rendered	-	3,139	3,139

Net cash provided by financing activities	-	3,139	3,139

Net increase(decrease) in cash and cash equivalents	-	-	-

Cash and cash equivalents, beginning of period	-	-	-

Cash and cash equivalents, end of period	$-	$-	$-

Supplemental disclosures of cash flow information:

Cash paid during the period for interest	$-	$-	$-

Cash paid during the period for taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

NORTHAM ACQUISITION CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FROM FEBRUARY 21, 2012 (INCEPTION) THROUGH MARCH 31, 2014

(Unaudited)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total

February 21, 2012 (Inception)

Shares issued for services at $0.0001 per share	31,390,000	$3,139	-		$3,139

Net loss for year ended December 31, 2012				(3,139)	(3,139)

Balance December 31, 2012	31,390,000	3,139	-	(3,139)	-

Net loss for year ended December 31, 2013				-	-

Balance December 31, 2013	31,390,000	3,139	-	(3,139)	-

Net loss for the three months ended March 31, 2014				-	-

Balance March 31, 2014	31,390,000	3,139	-	(3,139)	-

The accompanying notes are an integral part of these financial statements

NORTHAM ACQUISITION CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM FEBRUARY 21, 2012 (INCEPTION) TO MARCH 31, 2014

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Northam Acquisition Corp. (the "Company"), a development stage company, was incorporated under the laws of the State of Delaware on February 21, 2012. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - DEVELOPMENT STAGE COMPANY

The Company has not earned any revenue from operations. Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Company” as set forth in Financial Accounting Standards Board Accounting Standards Codification 915 (“FASB ASC 915”). Among the disclosures required by FASB ASC 915 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ equity and cash flows disclose activity since the date of the Company’s inception.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

ACCOUNTING METHOD

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a fiscal year ending on December 31.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities from date of purchase of three months or less to be cash equivalents. Cash and equivalents consist of cash on deposit with domestic banks and, at times, may exceed federally insured limits.

ORGANIZATIONAL COSTS

Organizational costs represent management, consulting, legal, accounting, and filing fees incurred to date in the formation of the company. Organizational costs are expensed as incurred in accordance with FASB ASC 720-15, “Start-Up Costs”.

INCOME TAXES

The Company has adopted the provisions of FASB ASC 740, “Accounting for Income Taxes" which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

BASIC EARNINGS (LOSS) PER SHARE

The Company uses Topic 260 “Earnings Per Share”, for calculating the basic and diluted loss per share. The Company computes basic loss per share by dividing net loss and net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive. At March 31, 2014 and December 31, 2013, the Company did not have any stock equivalents.

FAIR VALUE MEASUREMENTS

GAAP defines fair value, provides guidance for measuring fair value and requires certain disclosures.  GAAP utilizes a fair value hierarchy which is categorized into three levels based on the inputs to the valuation techniques used to measure fair value.  These principles discuss valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flows) and the cost approach (cost to replace the service capacity of an asset or replacement cost).  These principles provide for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The following is a brief description of those three levels:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that is observable for the asset or liability, either directly or indirectly.

These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs that reflect the Company's assumptions.

The Company’s financial instruments consist of accounts payable and accrued expenses. The carrying value approximates fair value due to the short maturity of these instruments.

STOCK-BASED COMPENSATION

The Company recognizes the services received or goods acquired in a share-based payment transaction as services are received or when it obtains the goods as an increase in equity or a liability, depending on whether the instruments granted satisfy the equity or liability classification criteria [ASC 718-10-25-2, Compensation-Stock Compensation, Recognition].

A share-based payment transaction with employees is measured base on the fair value (or, in some cases, a calculated or intrinsic value) of the equity instrument issued. If the fair value of goods or services received in a share-based payment with non-employees is more reliably measurable than the fair value of the equity instrument issued, the fair value of the goods or services received shall be used to measure the transaction. Conversely, if the fair value of the equity instruments issued in a share-based payment transaction with non-employees is more reliably measurable than the fair value of the consideration received, the transaction is measured at the fair value of the equity instruments issued [ASC 718-10-30-2, Compensation-Stock Compensation, Initial Measurement].

The cost of services received from employees in exchange for awards of share-based compensation generally is measured at the fair value of the equity instruments issued or at the fair value of the liabilities incurred. The fair value of the liabilities incurred in share-based transactions with employees is remeasured at the end of each reporting period until settlement [ASC 718-10-30-3, Compensation-Stock Compensation, Initial Measurement].

Share-based payments awarded to an employee of the reporting entity by a related party or other holder of an economic interest in the entity as compensation for services provided to the entity are share-based transactions to be accounted for under ASC 718 unless the transfer is clearly for a purpose other than compensation for services to the reporting entity. The substance of such a transaction is that the economic interest holder makes a capital contribution to the reporting entity and that entity makes a share-based payment to its employee in exchange for services rendered [ASC 718-10-15-4, Compensation-Stock Compensation, Scope and Scope Exceptions].

NOTE 3 - IMPACT OF NEW ACCOUNTING STANDARDS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

NOTE 4 - GOING CONCERN

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

NOTE 5 - INCOME TAXES

Income taxes are provided in accordance with Accounting Standards Codification 740 (“ASC 740”), Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for period ended March 31, 2014.

NOTE 6 - RELATED PARTY BALANCES AND TRANSACTIONS

EQUITY TRANSACTION

On February 21, 2012 (Date of Inception), the Company issued 31,390,000 shares of common stock to the founding shareholder in exchange for incorporation fees of $89, annual resident agent fees in the State of Delaware for $50, and developing the Company’s business concept and plan valued at $3,000 to a total sum of $3,139.

NOTE 7 - STOCKHOLDER’S EQUITY

The Company’s Articles of Incorporation authorize 500,000,000 shares of $0.0001 par value Common Stock and 20,000,000 shares of $0.0001 par value Preferred Stock.

Since February 21, 2012, the date of inception, the Company has issued total of 31,390,000 shares of common stock in exchange for cash and incorporation related fees and services.

NOTE 8 - SUBSEQUENT EVENTS

None.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity.It is anticipated that any securities issued in any such business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times hereafter. If such registration occurs, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination. The issuance of additional securities and their potential sale into any trading market which may develop in the Company’s securities may depress the market value of the Company’s securities in the future if such a market develops, of which there is no assurance.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 4.  Controls and Procedures.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management. William Tay, the Company’s President, Principal Financial Officer and Secretary, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company’s sole officer concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

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

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

Item 1A.  Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

The Company currently does not have senior securities

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibits required by Item 601 of Regulation S-K

Exhibit 31.1

Exhibit 32.1

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHAM ACQUISITION CORP.
May 08, 2014	By: /s/ William Tay
Date	William Tay, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) and Chairman of the Board of Directors