Form 10-Q
period 2014-06-30
Northam Acquisition Corp.
filed 2014-08-04
CIK 1502628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

or

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from to April 1, 2014 to  June 30, 2014

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

As of June 30, 2014, Northam Acquisition Corp. has issued total of 31,390,000 shares of common stock.

i

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

NORTHAM ACQUISITION CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	June 30, 2014 (Unaudited)	December 31, 2013

ASSETS

Current Assets:

Cash and cash equivalents	$-	$-

Total Current Assets	-	-

Investments	-	-
Goodwill	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$-	$-

Total Current Liabilities	-	-

STOCKHOLDERS’ EQUITY

Stockholders’ equity

Preferred stock par value $0.0001 per share; 20,000,000 shares authorized at June 30, 2014 and December 31, 2013; none issued at June 30, 2014 and December 31, 2013.	-	-

Common stock, par value $0.0001 per share; 500,000,000 shares authorized; 31,390,000 and 31,390,000 shares issued and outstanding, at June 30, 2014 and December 31, 2013, respectively.	3,139	3,139

Additional Paid In Capital	-

Deficit accumulated during development stage	(3,139)	(3,139)

Total Stockholders’ Equity	-	-

Total Liabilities and Stockholders’ Equity	$-	$-

The accompanying notes are an integral part of these financial statements

NORTHAM ACQUISITION CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

(Unaudited)

			For the period from
			February 21, 2012
			(Date of Inception)
	Three Months Periods ended		Through
	June 30, 2014	June 30, 2013	June 30, 2014

Revenues
Revenues	$-	$-	$-

Total revenues	-	-	-

General & Administrative Expenses
Organization and related expenses	-	-	3,139

Total General & Administrative Expenses	-	-	3,139

Net Loss	$-	$-	$(3,139)

Basic loss per share	$(0.00)	$(0.00)

Basic weighted average number of shares outstanding	31,390,000	31,390,000

The accompanying notes are an integral part of these financial statements

NORTHAM ACQUISITION CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

(Unaudited)

			For the period from
			February 21, 2012
			(Date of Inception)
	Three Months Periods ended		through
	June 30, 2014	June 30, 2013	June 30, 2014

Operating activities:
Net loss	$-	$-	$(3,139)

Net cash used in operating activities	-	-	(3,139)

Financing activities
Common stock issued to founder for services rendered	-	-	3,139

Net cash provided by financing activities	-	-	3,139

Net increase(decrease) in cash and cash equivalents	-	-	-

Cash and cash equivalents, beginning of period	-	-	-

Cash and cash equivalents, end of period	$-	$-	$-

Supplemental disclosures of cash flow information:

Cash paid during the period for interest	$-	$-	$-

Cash paid during the period for taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

NORTHAM ACQUISITION CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FROM FEBRUARY 21, 2012 (INCEPTION) THROUGH JUNE 30, 2014

(Unaudited)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total

February 21, 2012 (Inception)

Shares issued for services at $0.0001 per share	31,390,000	$3,139	-		$3,139

Net loss for year ended December 31, 2012				(3,139)	(3,139)

Balance December 31, 2012	31,390,000	3,139	-	(3,139)	-

Net loss for year ended December 31, 2013				-	-

Balance December 31, 2013	31,390,000	3,139	-	(3,139)	-

Net loss for the six months ended June 30, 2014				-	-

Balance June 30, 2014	31,390,000	3,139	-	(3,139)	-

The accompanying notes are an integral part of these financial statements

NORTHAM ACQUISITION CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM FEBRUARY 21, 2012 (INCEPTION) TO JUNE 30, 2014

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Northam Acquisition Corp. (the "Company"), a development stage company, was incorporated under the laws of the State of Delaware on February 21, 2012. The Company initially intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

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

BASIC EARNINGS (LOSS) PER SHARE

The Company uses Topic 260 “Earnings Per Share”, for calculating the basic and diluted loss per share. The Company computes basic loss per share by dividing net loss and net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive. At June 30, 2014 and December 31, 2013, the Company did not have any stock equivalents.

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

NOTE 5 - INCOME TAXES

Income taxes are provided in accordance with Accounting Standards Codification 740 (“ASC 740”), Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for period ended June 30, 2014.

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

During the next 12 months we anticipate incurring costs related to:

(i)           filing of Exchange Act reports.

We believe we will be able to meet the costs of filing Exchange Act reports during the next 12 months through use of funds to be loaned to or invested in us by William Tay, our controlling shareholder, sole officer, director, or other investors. However, there is no guarantee that such additional funds will be made available to us or on terms that are favorable to us~~.~~ To date, we have had no discussions with our sole officer and director, William Tay, or other investors, regarding funding and no funding commitment for future expenses has been obtained. If in the future we need funds to pay expenses, we will consider these and other yet to be identified options for raising funds and/or paying expenses. Obviously, if Mr. Tay, or other investors, do not loan to or invest sufficient funds in us, then we will not be able to meet our SEC reporting obligations.

We are in the development stage and have negative working capital, negative stockholders’ equity and have not earned any revenues from operations to date. These conditions raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital and achieve profitable operations.

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

NORTHAM ACQUISITION CORP.
August 4, 2014	By: /s/ William Tay
Date	William Tay, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) and Chairman of the Board of Directors